Form 10-Q
period 1994-12-31
DIBRELL BROTHERS INC
filed 1995-02-13
CIK 28755

                                                      Page 1 of 16
                                                      Page 14 - Exhibit Index





                             UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549
                               FORM 10-Q


        [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended December 31, 1994

                                  OR

        [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from_____to_____

                     Commission file number 0-2912

                    DIBRELL BROTHERS, INCORPORATED
            (Exact name of registrant as specified in its
                              charter)

                 VIRGINIA                      54-0192440
        (State or other jurisdiction      (I.R.S. Employer
      of incorporation or organization)   Identification No.)


             512 Bridge Street
            Danville, Virginia                     24541
      (Address of principal executive           (Zip Code)
                 offices)

                           (804) 792-7511
       (Registrant's telephone number, including area code)

                          Not Applicable
          (Former name, former address and former fiscal
               year, if changed since last report)


   Indicate by  check mark whether  the registrant (1)  has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
            Yes   [X]                        No   [ ]
   Indicate the number of shares outstanding of each of the
   issuer's classes of common stock, as of the latest practicable date.
                                              Outstanding at
          Class of Common Stock              February 6, 1995
             $1.00 par value                    13,303,489







                   DIBRELL BROTHERS, INCORPORATED



                               INDEX






                                                           PAGE NO.
   Part I.   Financial Information:

   Consolidated Balance Sheet - December 31, 1994
      and June 30, 1994  . . . . . . . . . . . . . . . . .  3 -  4

   Statement of Consolidated Income - Three Months
      and Six Months Ended December 31, 1994
      and 1993 . . . . . . . . . . . . . . . . . . . . . .    5


   Statement of Consolidated Cash Flows - Six
      Months Ended December 31, 1994 and 1993  . . . . . .    6

   Notes to Consolidated Financial Statements  . . . . . .  7 -  8

   Management's Discussion and Analysis of Financial
      Condition and Results of Operations  . . . . . . . .  8 - 12


   Part II.  Other Information . . . . . . . . . . . . . . 12 - 13

                            PART I.  FINANCIAL INFORMATION

                   Dibrell Brothers, Incorporated and Subsidiaries

                              CONSOLIDATED BALANCE SHEET
                                     (Unaudited)


                                                              December 31         June 30
                                                                 1994               1994
                                                             ____________      ____________
       ASSETS
       Current assets
         Cash and cash equivalents   . . . . . . . . . . . . $  13,499,550     $  6,478,787
         Notes receivable  . . . . . . . . . . . . . . . . .     1,290,841       16,500,988
         Trade receivables, net of allowances  . . . . . . .   146,010,856      104,191,495
         Inventories:
           Tobacco   . . . . . . . . . . . . . . . . . . . .   268,142,733      218,232,958
           Other   . . . . . . . . . . . . . . . . . . . . .     8,022,280       13,807,917
         Advances on purchases of tobacco  . . . . . . . . .    17,179,953       29,901,995
         Recoverable income taxes  . . . . . . . . . . . . .     2,096,692        1,847,936
         Prepaid expenses  . . . . . . . . . . . . . . . . .     7,677,828        9,223,602
                                                             ______________    _____________
                      Total current assets                     463,920,733      400,185,678
                                                             ______________    _____________



       Investments and other assets
         Equity in net assets of investee companies  . . . .    19,930,914       18,252,794
         Other investments   . . . . . . . . . . . . . . . .    11,239,560       14,335,925
         Notes receivable  . . . . . . . . . . . . . . . . .    13,180,217       12,616,424
         Other   . . . . . . . . . . . . . . . . . . . . . .     6,675,071        3,596,480
                                                             ______________    _____________
                                                                51,025,762       48,801,623
                                                             ______________    _____________


       Intangible assets
         Excess of cost over related net assets of
           business acquired   . . . . . . . . . . . . . . .    12,298,261       11,898,364
         Production and supply contracts   . . . . . . . . .    39,946,668       42,339,999
         Pension asset   . . . . . . . . . . . . . . . . . .     2,457,899        2,457,899
                                                             ______________     ____________
                                                                54,702,828       56,696,262
                                                             ______________    _____________


       Property, plant, and equipment
         Land  . . . . . . . . . . . . . . . . . . . . . . .    16,242,445       16,048,571
         Buildings   . . . . . . . . . . . . . . . . . . . .    89,424,785       87,907,205
         Machinery and equipment   . . . . . . . . . . . . .    91,536,659       89,169,882
         Allowances for depreciation (deduction)   . . . . .   (61,247,175)     (54,962,145)
                                                             ______________    _____________
                                                               135,956,714      138,163,513
                                                             ______________    _____________



       Deferred charges and taxes  . . . . . . . . . . . . .     7,605,619        7,609,944
                                                             ______________    _____________
                                                              $713,211,656     $651,457,020
                                                             ==============    =============

                   Dibrell Brothers, Incorporated and Subsidiaries

                              CONSOLIDATED BALANCE SHEET

                                     (Unaudited)


                                                              December 31         June 30
                                                                 1994              1994
                                                             _____________     _____________
       LIABILITIES AND STOCKHOLDERS' EQUITY
       Current liabilities
         Notes payable to banks  . . . . . . . . . . . . . . $162,607,569      $142,369,166
         Accounts payable:
           Trade   . . . . . . . . . . . . . . . . . . . . .   39,230,523        52,206,240
           Officers and employees  . . . . . . . . . . . . .   18,262,934        18,072,950
           Other   . . . . . . . . . . . . . . . . . . . . .    6,460,376         6,757,329
         Advances from customers   . . . . . . . . . . . . .   88,875,973        23,998,753
         Accrued expenses  . . . . . . . . . . . . . . . . .   16,106,776        23,681,668
         Income taxes  . . . . . . . . . . . . . . . . . . .    8,127,357         5,788,346
         Long-term debt current  . . . . . . . . . . . . . .    6,422,488         4,261,601
                                                             _____________     _____________

                      Total current liabilities               346,093,996       277,136,053
                                                             _____________     _____________

       Long-term debt
         Revolving Credit Notes and Other  . . . . . . . . .  154,580,376       155,161,454
         Convertible Subordinated Debentures   . . . . . . .   56,475,000        56,475,000
                                                             _____________     _____________
                                                              211,055,376       211,636,454
                                                             _____________     _____________

       Deferred credits:
         Income taxes  . . . . . . . . . . . . . . . . . . .    3,720,944         5,675,298
         Compensation and other benefits   . . . . . . . . .   24,207,542        23,424,455
                                                             _____________     _____________
                                                               27,928,486        29,099,753
                                                             _____________     _____________


       Minority interest in subsidiaries . . . . . . . . . .      944,900         1,226,687
                                                             _____________     _____________

       Stockholders' equity
         Serial Preferred Stock--without par value:
                                 Dec. 31       Jun. 30
           Authorized shares     1,000,000    1,000,000
           Issued shares               -0-          -0-
         Common Stock--par value $1 per share
                                 Dec. 31       Jun. 30
           Authorized shares    50,000,000   50,000,000
           Issued shares        13,303,489   13,303,089  . .   13,303,489        13,303,089
         Additional capital  . . . . . . . . . . . . . . . .   18,599,006        18,590,756
         Retained earnings   . . . . . . . . . . . . . . . .   99,792,703       103,057,649
         Equity-currency conversions   . . . . . . . . . . .     (993,304)         (960,183)
         Additional minimum pension liability  . . . . . . .   (2,139,060)       (1,373,936)
         Unrealized loss on investments                        (1,373,936)         (259,302)
                                                             _____________     _____________
                                                              127,188,898       132,358,073
                                                             _____________     _____________

                                                             $713,211,656      $651,457,020
                                                             =============     =============

                   Dibrell Brothers, Incorporated and Subsidiaries
                           STATEMENT OF CONSOLIDATED INCOME
             Three Months and Six Months Ended December 31, 1994 and 1993

                                     (Unaudited)



                                                           1995                1994                   1995               1994
                                                          Second              Second                First Six          First Six
                                                          Quarter             Quarter                Months              Months
                                                       ____________        ____________           ____________       ____________
Net sales of goods and services . . . . . . . . . . .  $306,274,472        $266,217,494           $486,057,758       $439,948,171
Cost of goods and services sold . . . . . . . . . . .   274,439,976         239,190,209            433,031,894        384,367,496
                                                       ____________        ____________           ____________       ____________
                                                         31,834,496          27,027,285             53,025,864         55,580,675

Selling, administrative and general expenses  . . . .    21,557,232          19,460,729             41,370,646         38,062,013
                                                       ____________        ____________           ____________       ____________
                           Operating Income   . . . .    10,277,264           7,566,556             11,655,218         17,518,662
Other income:
  Interest  . . . . . . . . . . . . . . . . . . . . .     1,978,990             570,648              3,565,136          1,549,733
  Sundry  . . . . . . . . . . . . . . . . . . . . . .       632,183             803,600              1,081,981          1,696,520
                                                       ____________        ____________           ____________       ____________
                                                          2,611,173           1,374,248              4,647,117          3,246,253
Other deductions:
  Interest  . . . . . . . . . . . . . . . . . . . . .     7,140,252           5,616,663             13,155,560         10,516,817
  Sundry  . . . . . . . . . . . . . . . . . . . . . .       168,885               6,709                380,915            174,995
                                                       ____________        ____________           ____________       ____________
                                                          7,309,137           5,623,372             13,536,475         10,691,812

Income before income taxes, minority
  interest, and equity in net income of
  investee companies. . . . . . . . . . . . . . . . .     5,579,300           3,317,432              2,765,860         10,073,103
Income taxes  . . . . . . . . . . . . . . . . . . . .     2,828,033           1,038,744              1,572,296          3,727,501
                                                       ____________        ____________           ____________       ____________
Income before minority interest and
  equity in net income of investee
  companies   . . . . . . . . . . . . . . . . . . . .     2,751,267           2,278,688              1,193,564          6,345,602
Income applicable to minority interest  . . . . . . .       122,203             193,062                123,278            216,375
Equity in net income of investee companies,
  net of income taxes   . . . . . . . . . . . . . . .       694,049             122,716                986,105            405,432
                                                       ____________        ____________           ____________       ____________
NET INCOME  . . . . . . . . . . . . . . . . . . . . .  $  3,323,113        $  2,208,342           $  2,056,391       $  6,534,659




Earnings Per Share, primary
  NET INCOME  . . . . . . . . . . . . . . . . . . . .          $.25                $.17                   $.15               $.49
Earnings Per Share, assuming full dilution:
  NET INCOME  . . . . . . . . . . . . . . . . . . . .          $.25                $ *                    $ *                $.49

Average number of shares outstanding:
  Primary     . . . . . . . . . . . . . . . . . . . .    13,321,018          13,335,423             13,312,103         13,328,828
  Assuming full dilution  . . . . . . . . . . . . . .    16,123,052          16,137,457             16,122,920         16,137,078

Cash dividends per share  . . . . . . . . . . . . . .          $.20                $.18                   $.40               $.36

[FN]* Computation of earnings per share is anti-dilutive for the second quarter of fiscal year 1994 and the first six months of fiscal year 1995.

                  Dibrell Brothers, Incorporated and Subsidiaries
                         STATEMENT OF CONSOLIDATED CASH FLOWS
                     Six Months Ended December 31, 1994 and 1993
                                     (Unaudited)

                                                                 December 31       December 31
                                                                    1994              1993
                                                               _____________     _____________
   Operating activities
      Net Income . . . . . . . . . . . . . . . . . . . . . .   $  2,056,391      $  6,534,659
      Adjustments to reconcile net income to
      net cash provided (used) by operating activities:
        Depreciation and amortization  . . . . . . . . . . .     10,764,716         8,893,715
        Deferred items . . . . . . . . . . . . . . . . . . .        (32,098)         (235,204)
        Loss (gain) on foreign currency transactions . . . .         65,331          (372,847)
        Gain on disposition of fixed assets  . . . . . . . .       (358,947)         (691,080)
        Undistributed earnings of investees  . . . . . . . .       (986,105)         (405,432)
        Dividends from investee  . . . . . . . . . . . . . .              -           496,950
        Income applicable to minority interest . . . . . . .        123,278           216,375
        Bad debt expense . . . . . . . . . . . . . . . . . .        854,841           497,494
        Decrease (increase) in accounts receivable . . . . .    (40,386,427)       34,993,152
        Increase in inventories and advances on
          purchases of tobacco . . . . . . . . . . . . . . .    (35,305,647)      (80,360,903)
        Decrease (increase) in recoverable taxes . . . . . .       (223,711)          548,172
        Decrease (increase) in prepaid expenses  . . . . . .      1,567,942          (559,245)
        Decrease in accounts payable and accrued
          expenses . . . . . . . . . . . . . . . . . . . . .    (21,878,968)      (19,482,947)
        Increase in advances from customers  . . . . . . . .     64,444,575        38,889,505
        Increase in income taxes . . . . . . . . . . . . . .      1,896,911           403,329
        Other  . . . . . . . . . . . . . . . . . . . . . . .           (319)           (5,439)
                                                               _____________     _____________

          Net cash used by operating activities  . . . . . .    (17,398,237)      (10,639,746)
                                                               _____________     _____________

   Investing activities
      Purchase of property and equipment . . . . . . . . . .    (5,825,594)       (10,945,405)
      Proceeds from sale of property and equipment . . . . .     1,007,755          2,451,785
      Payments on notes receivable and
        receivable from investees  . . . . . . . . . . . . .    17,037,714          2,739,466
      Increase in notes receivable and receivable
        from investees . . . . . . . . . . . . . . . . . . .    (2,057,782)       (15,470,050)
      Increase other investments and other assets  . . . . .       (37,731)        (5,756,971)
      Purchase of minority interest in subsidiaries  . . . .      (389,119)          (193,751)
      Increase in excess of cost over net assets of
        business acquired  . . . . . . . . . . . . . . . . .       (857,315)              -0-
                                                               _____________     _____________

          Net cash provided (used) by investing
            activities . . . . . . . . . . . . . . . . . . .      8,877,928       (27,174,926)
                                                               _____________     _____________

   Financing activities
      Repayment of debt  . . . . . . . . . . . . . . . . . .    (67,041,017)       (92,461,168)
      Proceeds from debt . . . . . . . . . . . . . . . . . .     88,033,309        155,019,658
      Cash dividends paid to Dibrell Brothers,
        Inc. stockholders  . . . . . . . . . . . . . . . . .     (5,159,190)        (4,788,877)
      Cash dividends paid to minority stockholders . . . . .       (162,126)          (208,522)
      Proceeds from issuance of common stock . . . . . . . .          8,650             28,112
                                                               ______________    _____________

          Net cash provided by financing activities  . . . .     15,679,626         57,589,203

   Effect of exchange rate changes on cash . . . . . . . . .       (138,554)          (381,737)
                                                               ______________    _____________

   Increase in cash and cash equivalents . . . . . . . . . .      7,020,763         19,392,794
   Cash and cash equivalents at beginning of year  . . . . .      6,478,787         12,304,626
                                                               ______________    _____________

          Cash and cash equivalents at end of period . . . .   $ 13,499,550      $  31,697,420
                                                               ==============    =============

             DIBRELL BROTHERS, INCORPORATED AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



  1. Primary earnings per share are computed by dividing earnings by the weighted average number of shares outstanding plus any common stock equivalents during each period. The fully diluted earnings per share calculation assumes that all of the Convertible Subordinated Debentures were converted into Common Stock at the beginning of the reporting period thereby increasing the weighted average number of shares considered outstanding during each period. The weighted average number of shares outstanding is further increased by common stock equivalents on employee stock options. Also, all interest expense on the debentures for the period is added to pretax income and the hypothetical additional income tax expense is deducted.

  2. The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and the non-recurring items referred to in Note 3) considered necessary for a fair presentation have been included.

3.    On July 1, 1994, the Company adopted Statements of
      Financial Accounting Standards No. 112 "Employers'
      Accounting for Postemployment Benefits" and No. 115
      "Accounting for Certain Investments in Debt and Equity
      Securities." There was no material impact on the Company's operations or financial position.

4. On October 23, 1994, Dibrell Brothers, Incorporated and Monk-Austin, Inc. announced a definitive Agreement and Plan of Reorganization pursuant to which the businesses of Dibrell and Monk-Austin will be combined. Completion of the transaction will be subject to shareholder approval and other customary conditions. The parties expect the reorganization to be consummated during the second calendar quarter of 1995. As a result of the reorganization, Dibrell and Monk-Austin will be wholly-owned subsidiaries of DiMon Incorporated (DiMon). DiMon's corporate headquarters will be located in Danville, Virginia; the combined tobacco operations will be headquartered in Farmville, North Carolina; and headquarters for flower operations will remain in Nuremberg, Germany.

DIBRELL BROTHERS, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



  5. The results of operations for the three months and six months ended December 31, 1994 and 1993 are not necessarily indicative of the results to be expected for the full year and should not be relied on as a basis for projecting year end results. The Company's operations are seasonal and quarterly comparisons are of little value.

  6. For additional information regarding accounting principles and other financial data, see Notes to Consolidated
      Financial Statements in the Annual Report on Form 10-K for the fiscal year ended June 30, 1994.

  7. Certain accounts of the prior periods have been reclassified for conformity with the financial statements of the current period.

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Recent Development:

On October 22, 1994, Dibrell entered into an Agreement and Plan of Reorganization with Monk-Austin, Inc. ("Monk-Austin"), pursuant to which the businesses of Dibrell and Monk-Austin will be combined. The Agreement provides that the shareholders of Dibrell will receive
1.5 shares of stock of DiMon, Inc., a new holding company formed for purposes of the combination ("DiMon"), for each share of Dibrell stock and that the shareholders of Monk-Austin will receive one share of DiMon stock for each share of Monk-Austin stock. The transaction is subject to approval by the shareholders of Dibrell and Monk-Austin and is expected to be consummated in early April, 1995.



Results of Operations:

Three Months Ended December 31, 1994 Compared to Three Months Ended December 31, 1993:

Net sales increased $40,056,978 (15.0%) for the three months ended December 31, 1994 from the same period in 1993. Tobacco sales increased $34,729,523 (20.6%) this year versus last year due to higher average prices of U.S. and foreign grown tobacco with increased quantities sold of foreign grown tobacco, partially offset by decreased quantities sold of U.S. tobacco, primarily by-products. The increased quantities of foreign grown tobacco were primarily from Brazil and Zimbabwe. Flower sales increased $5,327,455 (5.4%) due primarily to the effects of applying U.S. dollar exchange rates to the European operations, partially offset by decreased sales in the North American operations.

Cost of sales and expenses increased $37,346,270 (14.4%) for the period ended December 31, 1994 from the same period in 1993. Cost of sales and expenses of the tobacco operations increased $29,103,681 (18.0%) primarily due to increased sales. The gross margin for the tobacco operations increased $5,910,767 (36.6%) primarily due to increased sales from the operations in Brazil and Africa. The gross margin as a percentage of net sales of goods and services for the tobacco operations increased from 9.6% to 10.9%. Improvement occurred in tobacco margins during the second quarter as the supply and demand of tobacco in the world market became more balanced. Cost of sales and expenses for the flower operations increased $7,894,030 (8.2%) primarily due to the effect of applying U.S. dollar exchange rates to the European operations and increased legal and professional fees. The gross margin for the flower operations decreased $1,103,556 (10.2%). The gross margin percentage for the flower operation decreased from 11.1% to 9.5% due primarily to decreased profitability in the Baardse operations and

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



the North American portion of the Florimex operations. Corporate expenses increased $348,559 (22.1%) due primarily to increased personnel costs.

Other income, Interest and Sundry, increased $1,236,925 (90.0%) for the period ended December 31, 1994 from the same period in 1993. Interest income increased $1,408,342 while Sundry income decreased $171,417 from the same period in 1993. The increase in Interest income is primarily due to increased average short-term investments in Brazil.

Other deductions, primarily Interest expense, increased $1,685,765 (30.0%) for the period ended December 31, 1994. Interest expense increased $1,523,589 primarily due to higher average interest rates. Sundry expense decreased $162,176.

The effective tax rate increased from 31.3% in 1993 to 50.7% in 1994 based on estimates of taxable income projected for each year.

The income applicable to minority interest decreased $70,859 from the same period last year.

Equity in net income of the tobacco investee companies increased
$571,333 from the same period last year due to increased profits from the Company's investees in Malawi and Greece.

Six Months Ended December 31, 1994 Compared to Six Months Ended
December 31, 1993:

Net sales increased $46,109,587 (10.5%) for the six months ended December 31, 1994 from the same period in 1993. The increase in tobacco sales of $40,205,943 (14.9%) is due to higher average prices on decreased quantities sold of U.S. grown tobacco and increased quantities sold of foreign grown tobacco at lower average prices. The increased quantities of foreign tobacco were from Brazil and Zimbabwe. The decreased quantities of U.S. tobacco relates primarily to by-products. The increase in flower sales of $5,903,644 (3.5%) is due primarily to the effect of applying U.S. dollar exchange rates to the European operations.

Cost of sales and expenses increased $51,973,031 (12.3%) for the period ended December 31, 1994 from the same period in 1993. Cost of sales and expenses of the tobacco operations increased $41,363,922 (16.5%) primarily due to increased sales. The gross margin for the tobacco operations decreased $1,115,946 (2.9%) primarily due to decreased margins on sales of Brazilian and Turkish tobacco. The gross margin as a percentage of net sales of goods and services for the tobacco operations decreased from 14.1% to 12.0% due to decreased cost recoveries in Brazil and Turkey. Cost of sales and expenses for the flower operations increased $9,650,671 (5.7%) primarily due to increased sales. The gross margin for the flower operations decreased $1,438,865 (8.3%) and the gross margin percentage for the flower operation decreased from 10.2% to 9.1%,

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



both due primarily to decreased profitability in the Baardse operations and the North American portion of the Florimex operations. Corporate expenses increased $958,438 (31.0%) due primarily to increased personnel cost and consulting expenses.

Other income, Interest and Sundry, increased $1,400,864 (43.2%) for the period ended December 31, 1994 from the same period in 1993. Interest income increased $2,015,403 while Sundry decreased $614,539. The increase in Interest income is primarily due to increased average short-term investments in Brazil. The decrease in Sundry Income is primarily due to sales of fixed assets in fiscal year 1994 and exchange gains unrelated to operating activities in fiscal year 1994, both of which did not repeat in fiscal year 1995.


Other deductions, primarily Interest expense, increased $2,844,663 (26.6%) for the period ended December 31, 1994. Interest expense increased $2,638,743 primarily due to higher average interest rates and to a lesser extent increased average short-term borrowings. Sundry expense increased $205,920.

The effective tax rate increased from 37.0% in 1993 to 56.8% in 1994 based on estimates of taxable income projected for each year.

The income applicable to minority interest decreased $93,097 from the same period last year.

Equity in net income of the tobacco investee companies increased
$580,673 (143.2%) from the same period last year. The increase is primarily due to increased profits from the Company's investees in Greece and Malawi.


Financial Condition:

Dibrell's working capital decreased from $123.0 million at June 30, 1994 to $117.8 million at December 31, 1994. The current ratio of
1.4 to 1 at June 30, 1994 decreased to 1.3 to 1 at December 31, 1994. The larger increases and decreases in the individual components of current assets and current liabilities relate to the tobacco operations. Current assets increased primarily due to the increase in tobacco inventories of $49.9 million and the increase in Trade receivables of $41.8 million, partially offset by decreased Notes receivable of $15.2 million and the decrease in Advances on purchases of tobacco of $12.7 million. Current liabilities increased primarily due to the increase in Advances from customers of $64.9 million. The increase in tobacco inventories is due primarily to the seasonal increase in inventories for the U.S., partially offset by the decrease in inventories for Brazil due to increased sales. The increase in Trade receivables is due to increased sales by the tobacco operations. The increase in Advances from customers is due to the seasonal increase in the U.S. tobacco

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



operations. As a result of the Company's efforts, the amount of uncommitted tobacco inventory decreased at the end of the second quarter to $39.0 million compared to $100.7 million at June 30, 1994 and $106.3 million at December 31, 1993.

Cash and cash equivalents increased to $13.5 million at December 31, 1994. Dibrell's cash flow for the six months ended December 31, 1994, was primarily affected by the tobacco operations' increased cash from financing activities and investing activities, partially offset by decreased cash from its operating activities.

At December 31, 1994, Dibrell had lines of credit of $533 million, including the long-term credit agreement. At December 31, 1994, the unused lines of credit amounted to $309 million. Total maximum outstanding short-term borrowings during the six months ended
December 31, 1994, were $427 million.

Dibrell's management believes that Dibrell's capital resources are adequate to meet its capital needs through June 30, 1995.


PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibit 10.1            -  Employment Agreement dated as of
                                 December 21, 1994, effective as of
                                 November 1, 1994, by and between
                                 Dibrell Brothers, Incorporated and
                                 Claude B. Owen, Jr. (filed herewith).

      Exhibit 10.2            -  Employment Agreement dated as of
                                 January 13, 1995, effective as of
                                 November 1, 1994, by and between
                                 Dibrell Brothers, Incorporated and
                                 T. H. Faucett (filed herewith).

      Exhibit 10.3            -  Employment Agreement dated as of
                                 January 13, 1995, effective as of
                                 November 1, 1994, by and between
                                 Dibrell Brothers, Incorporated and
                                 T. W. Oakes (filed herewith).

      Exhibit 10.4            -  Employment Agreement dated as of
                                 January 16, 1995, effective as of
                                 November 1, 1994, by and between
                                 Dibrell Brothers, Incorporated and
                                 L. N. Dibrell, III (filed herewith).

      Exhibit 10.5            -  Employment Agreement dated as of
                                 January 13, 1995, effective as of
                                 November 1, 1994, by and between
                                 Dibrell Brothers, Incorporated and
                                 H. P. Green, III (filed herewith).

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



Item 6.  Exhibits and Reports on Form 8-K (Continued)


      Exhibit 10.6            -  Form of Interpretive Letter, dated
                                 January 11, 1995, under the Dibrell
                                 1993 Omnibus Stock Incentive Plan
                                 delivered by the Company to Claude B.
                                 Owen, Jr., T. H. Faucett, T. W. Oakes,
                                 L. N. Dibrell, III, and H. P. Green,
                                 III (filed herewith).

      Exhibit 11              -  Computation of Earnings Per Common
                                 Share (filed herewith).

      Exhibit 27              -  Financial Data Schedule
                                 (filed herewith).

(b) Reports on Form 8-K: On October 23, 1994, the Company filed a Form 8-K reporting, under Item 5 and Item 7 thereof, that the Company had entered into an Agreement and Plan of Reorganization with Monk-Austin, Inc., pursuant to which the businesses of the Company and Monk-Austin, Inc. will be combined. A press release was filed as an exhibit.

On October 28, 1994, the Company filed Form 8-K/A1, amending the
Form 8-K, to include the Agreement and Plan of Reorganization, dated as of October 22, 1994, by and among DiMon, Inc., Dibrell Brothers, Incorporated and Monk-Austin, Inc. as an exhibit.

                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   DIBRELL BROTHERS, INCORPORATED




Date     February 9, 1995          /s/ Claude B. Owen, Jr.
                                   -----------------------------
                                   Claude B. Owen, Jr.
                                   Chairman, President and
                                   Chief Executive Officer





Date     February 9, 1995          /s/ Jerry L. Parker
                                   -----------------------------
                                   Jerry L. Parker
                                   Vice President -
                                   Controller
                                   (Principal Accounting
                                    Officer)

                       DIBRELL BROTHERS, INCORPORATED



                               EXHIBIT INDEX




           Description                                             Page No.

10.1     - Employment Agreement with Claude B. Owen, Jr.           16 -  34

10.2     - Employment Agreement with T. H. Faucett                 35 -  53

10.3     - Employment Agreement with T. W. Oakes                   54 -  72

10.4     - Employment Agreement with L. N. Dibrell, III            73 -  91

10.5     - Employment Agreement with H. P. Green, III              92 - 110

10.6     - Form of Interpretive Letter                               111

11       - Computation of Earnings (Loss)                            112
            Per Common Share

27       - Financial Data Schedule                                   113