Form 10-Q/A
period 1994-12-31
DIBRELL BROTHERS INC
filed 1995-02-28
CIK 28755

                             UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549
                               FORM 10-Q/A1


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

   The Form 10-Q filed by Registrant on February 13, 1995, is amended as as follows:


   The Consolidated Balance Sheet, Liability and Stockholders' Equity section, December 31, 1994 column is amended to show $1,373,936 as Additional minimum pension liability and $2,139,060 as Unrealized loss on investments, as reflected in the attached Consolidated Balance Sheet.

                                 SIGNATURE



             Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        DIBRELL BROTHERS, INCORPORATED
                                           (Registrant)
     Date:  February 28, 1995

                                            /s/ Jerry L. Parker
                                        By:_________________________________


                                                Jerry L. Parker
                                        Name:_______________________________


                                                Vice President-Controller
                                        Title:______________________________

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
                                                             _____________     _____________

       Stockholders' equity
         Serial Preferred Stock--without par value:
                                 Dec. 31       Jun. 30
           Authorized shares     1,000,000    1,000,000
           Issued shares               -0-          -0-
         Common Stock--par value $1 per share
                                 Dec. 31       Jun. 30
           Authorized shares    50,000,000   50,000,000
           Issued shares        13,303,489   13,303,089  . .   13,303,489        13,303,089
         Additional capital  . . . . . . . . . . . . . . . .   18,599,006        18,590,756
         Retained earnings   . . . . . . . . . . . . . . . .   99,792,703       103,057,649
         Equity-currency conversions   . . . . . . . . . . .     (993,304)         (960,183)
         Additional minimum pension liability  . . . . . . .   (1,373,936)       (1,373,936)
         Unrealized loss on investments  . . . . . . . . . .   (2,139,060)         (259,302)
                                                             _____________     _____________
                                                              127,188,898       132,358,073
                                                             _____________     _____________

                                                             $713,211,656      $651,457,020
                                                             =============     =============