Form 10-Q
period 1995-03-31
DIBRELL BROTHERS INC
filed 1995-05-15
CIK 28755

                                          Page 1 of 17
                                          Page 15 - Exhibit Index





                          UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-Q


     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 1995

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
         Yes   [X]                        No   [ ]
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
                                           Outstanding at
       Class of Common Stock                 May 8, 1995
          $1.00 par value                       None*

*At March 31, 1995, there were 13,303,489 shares outstanding.
 The Registrant was merged into DIMON Incorporated on April 1, 1995






                       DIBRELL BROTHERS, INCORPORATED




                                    INDEX






                                                           PAGE NO.
Part I.   Financial Information:

Consolidated Balance Sheet - March 31, 1995
     and June 30, 1994 . . . . . . . . . . . . . . . . . .   3 -  4

Statement of Consolidated Income - Three Months
     and Nine Months Ended March 31, 1995
     and 1994. . . . . . . . . . . . . . . . . . . . . . .     5


Statement of Consolidated Cash Flows - Nine
     Months Ended March 31, 1995 and 1994. . . . . . . . .     6

Notes to Consolidated Financial Statements . . . . . . . .  7  -  9

Management's Discussion and Analysis of Financial
     Condition and Results of Operations . . . . . . . . .  10 - 13


Part II.  Other Information. . . . . . . . . . . . . . . .  13 - 14

                         PART I.  FINANCIAL INFORMATION

                Dibrell Brothers, Incorporated and Subsidiaries

                           CONSOLIDATED BALANCE SHEET

                                  (Unaudited)


                                                  March 31       June 30
                                                    1995           1994
                                                ____________   ____________
ASSETS
Current assets
    Cash and cash equivalents. . . . . . . . . .$ 39,858,325   $  6,478,787
    Notes receivable . . . . . . . . . . . . . .   1,418,224     16,500,988
    Trade receivables, net of allowances . . . . 120,810,971    104,191,495
    Inventories:
      Tobacco .  . . . . . . . . . . . . . . . . 133,880,245    218,232,958
      Other . .  . . . . . . . . . . . . . . . .   9,384,755     13,807,917
    Advances on purchases of tobacco . . . . . .  31,308,225     29,901,995
    Recoverable income taxes . . . . . . . . . .   1,607,985      1,847,936
    Prepaid expenses . . . . . . . . . . . . . .   9,599,899      9,223,602
                                                ____________   ____________
                Total current assets             347,868,629    400,185,678
                                                ____________   ____________


Investments and other assets
    Equity in net assets of investee companies .  19,327,739     18,252,794
    Other investments. . . . . . . . . . . . . .  12,555,220     14,335,925
    Notes receivable . . . . . . . . . . . . . .  13,288,779     12,616,424
    Other . . .  . . . . . . . . . . . . . . . .   7,623,025      3,596,480
                                                ____________   ____________
                                                  52,794,763     48,801,623
                                                ____________   ____________

Intangible assets
    Excess of cost over related net assets of
      business acquired. . . . . . . . . . . . .  12,072,990     11,898,364
    Production and supply contracts. . . . . . .  37,533,668     42,339,999
    Pension asset. . . . . . . . . . . . . . . .   2,457,899      2,457,899
                                                ____________    ___________
                                                  52,064,557     56,696,262
                                                ____________    ___________

Property, plant, and equipment
    Land. . . .  . . . . . . . . . . . . . . . .  17,008,824     16,048,571
    Buildings .  . . . . . . . . . . . . . . . .  91,855,757     87,907,205
    Machinery and equipment. . . . . . . . . . .  95,463,173     89,169,882
    Allowances for depreciation (deduction). . . (65,675,485)   (54,962,145)
                                                ____________   ____________
                                                 138,652,269    138,163,513
                                                ____________   ____________


Deferred charges and taxes . . . . . . . . . . .   8,038,651      7,609,944
                                                ____________   ____________
                                                $599,418,869   $651,457,020
                                                ============   ============

                Dibrell Brothers, Incorporated and Subsidiaries

                           CONSOLIDATED BALANCE SHEET

                                  (Unaudited)

                                                  March 31        June 30
                                                    1995           1994
                                                ____________   ____________
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Notes payable to banks . . . . . . . . . . .$120,838,002   $142,369,166
    Accounts payable:
      Trade . .  . . . . . . . . . . . . . . . .  33,730,833     52,206,240
      Officers and employees . . . . . . . . . .  18,780,113     18,072,950
      Other . .  . . . . . . . . . . . . . . . .  12,779,127      6,757,329
    Advances from customers. . . . . . . . . . .   9,308,375     23,998,753
    Accrued expenses . . . . . . . . . . . . . .  12,690,835     23,681,668
    Income taxes . . . . . . . . . . . . . . . .  12,759,394      5,788,346
    Long-term debt current . . . . . . . . . . .   6,751,281      4,261,601
                                                ____________   ____________

                Total current liabilities        227,637,960    277,136,053
                                                ____________   ____________

Long-term debt
    Revolving Credit Notes and Other . . . . . . 156,210,456    155,161,454
    Convertible Subordinated Debentures. . . . .  56,475,000     56,475,000
                ________________________
                                                 212,685,456    211,636,454
                                                ____________   ____________

Deferred credits:
    Income taxes . . . . . . . . . . . . . . . .   4,678,157      5,675,298
    Compensation and other benefits. . . . . . .  24,173,972     23,424,455
                                                ____________   ____________
                                                  28,852,129     29,099,753
                                                ____________   ____________

Minority interest in subsidiaries. . . . . . . .   1,014,432      1,226,687
                                                ____________   ____________
Stockholders' equity
  Serial Preferred Stock--without par value:
                        Mar. 31      Jun. 30
    Authorized shares  1,000,000    1,000,000
    Issued shares            -0-          -0-
  Common Stock--par value $1 per share
                        Mar. 31     Jun. 30
    Authorized shares 50,000,000   50,000,000
    Issued shares     13,303,489   13,303,089. .  13,303,489     13,303,089
  Additional capital . . . . . . . . . . . . . .  18,599,006     18,590,756
  Retained earnings. . . . . . . . . . . . . . . 101,165,247    103,057,649
  Equity-currency conversions. . . . . . . . . .  (1,117,144)      (960,183)
  Additional minimum pension liability . . . . .  (1,373,936)    (1,373,936)
  Unrealized loss on investments . . . . . . . .  (1,347,770)      (259,302)
                                                ____________   ____________
                                                 129,228,892    132,358,073
                                                ____________   ____________
                                                $599,418,869   $651,457,020
                                                ============   ============

                  Dibrell Brothers, Incorporated and Subsidiaries
                         STATEMENT OF CONSOLIDATED INCOME
            Three Months and Nine Months Ended March 31, 1995 and 1994

                                    (Unaudited)



                                                    1995                  1994                1995               1994
                                                   Third                  Third            First Nine          First Nine
                                                   Quarter               Quarter             Months              Months
                                                ____________          ____________        ____________       ____________
Net sales of goods and services . . . . . . . . $325,963,463        $251,594,015        $812,021,221        $691,542,186
Cost of goods and services sold . . . . . . . .  290,239,724         226,016,163         723,271,618         610,383,659
                                                ____________        ____________        ____________        ____________
                                                  35,723,739          25,577,852          88,749,603          81,158,527

Selling, administrative and general expenses. .   21,927,464          18,734,342          63,298,110          56,796,355
                                                ____________        ____________        ____________        ____________
                Operating Income. . . . . . . .   13,796,275           6,843,510          25,451,493          24,362,172
Other income:
  Interest . . .. . . . . . . . . . . . . . . .    1,165,748           1,056,362           4,730,884           2,606,095
  Sundry . . . .. . . . . . . . . . . . . . . .    1,625,151           1,665,983           2,707,132           3,362,503
                                                ____________        ____________        ____________        ____________
                                                   2,790,899           2,722,345           7,438,016           5,968,598
Other deductions:
  Interest . . .. . . . . . . . . . . . . . . .    6,279,560           5,056,163          19,435,120          15,572,980
  Sundry . . . .. . . . . . . . . . . . . . . .      280,290             102,891             661,205             277,886
                                                ____________        ____________        ____________        ____________
                                                   6,559,850           5,159,054          20,096,325          15,850,866

Income before income taxes, minority interest,
  equity in net income of investee companies
  and cumulative effect of accounting changes .   10,027,324           4,406,801          12,793,184          14,479,904
Income taxes . .. . . . . . . . . . . . . . . .    5,719,819           1,630,063           7,292,115           5,357,564
                                                ____________        ____________        ____________        ____________

Income before minority interest, equity in net
  income of investee companies and cumulative
  effect of accounting changes. . . . . . . . .    4,307,505           2,776,738           5,501,069           9,122,340
Income applicable to minority interest  . . . .      148,656             249,398             271,934             465,773
Equity in net income (loss) of investee
  companies, net of income taxes. . . . . . . .     (125,607)            (11,264)            860,498             394,168
                                                ____________        ____________        ____________        ____________

NET INCOME . . .. . . . . . . . . . . . . . . . $  4,033,242        $  2,516,076       $  6,089,633         $  9,050,735



Earnings Per Share, primary:
   Net Income .  . . . . . . . . . . . . . . . .        $.30                $.19               $.46                 $.68

Earnings Per Share, assuming full dilution:
   Net Income .  . . . . . . . . . . . . . . . .        $.29                $  *               $  *                 $  *
Average number of shares outstanding:
  Primary. . . . . . . . . . . . . . . . . . . .  13,313,236          13,311,561         13,312,478           13,323,075
  Assuming full dilution . . . . . . . . . . . .  16,121,034          16,113,595         16,120,854           16,127,946

Cash dividends per share . . . . . . . . . . . .        $.20                $.18               $.60                 $.54

* Computation of earnings per share is anti-dilutive for the third quarter of fiscal year 1994 and the first nine months of fiscal years 1994 and 1995.

                 Dibrell Brothers, Incorporated and Subsidiaries
                       STATEMENT OF CONSOLIDATED CASH FLOWS
                     Nine Months Ended March 31, 1995 and 1994
                                    (Unaudited)

                                                           March 31            March 31
                                                             1995                1994
                                                        ------------        -------------
Operating activities
  Net Income  . . . . . . . . . . . . . . . . . . . . . $  6,089,633        $   9,050,735
  Adjustments to reconcile net income to
  net cash provided by operating activities:
    Depreciation and amortization . . . . . . . . . . .   17,646,816           13,479,600
    Deferred items. . . . . . . . . . . . . . . . . . .     (360,151)              85,298
    Loss (gain) on foreign currency transactions. . . .      272,792             (267,864)
    Gain on disposition of fixed assets . . . . . . . .     (414,760)            (668,586)
    Undistributed earnings of investees . . . . . . . .     (860,498)            (394,168)
    Dividends received from investees . . . . . . . . .      400,000              496,950
    Income applicable to minority interest. . . . . . .      271,934              465,773
    Bad debt expense. . . . . . . . . . . . . . . . . .    1,468,794            1,115,016
    Decrease (increase) in accounts receivable. . . . .   (9,170,478)          24,434,527
    Decrease in inventories and advances on
      purchases of tobacco. . . . . . . . . . . . . . .   82,313,788           12,416,917
    Decrease in recoverable taxes . . . . . . . . . . .      475,279              563,012
    Decrease (increase) in prepaid expenses . . . . . .     (103,902)             293,691
    Decrease in accounts payable and accrued
      expenses. . . . . . . . . . . . . . . . . . . . .  (28,807,645)         (26,059,758)
    Decrease in advances from customers . . . . . . . .  (16,285,882)         (14,920,542)
    Increase (decrease) in income taxes . . . . . . . .    6,354,791           (1,539,660)
    Other . . . . . . . . . . . . . . . . . . . . . . .         (297)               2,510
      Net cash provided by operating activities . . . .   59,290,214           18,553,451
                                                      ______________        _____________
Investing activities
  Purchase of property and equipment. . . . . . . . . .   (9,884,758)         (15,421,220)
  Proceeds from sale of property and equipment. . . . .    2,058,279            3,064,646
  Payments on notes receivable and
    receivable from investees . . . . . . . . . . . . .   18,551,777            4,015,753
  Increase in notes receivable and receivable from
    investees . . . . . . . . . . . . . . . . . . . . .   (3,460,920)         (17,839,603)
  Increase other investments and other assets . . . . .     (945,755)          (7,395,623)
  Purchase of minority interest in subsidiaries . . . .     (484,189)            (193,751)
      Net cash provided (used) by investing activities. .   5,834,434         (33,769,798)
                                                         ______________      _____________
Financing activities
  Repayment of debt . . . . . . . . . . . . . . .        (135,089,957)       (149,164,863)
  Proceeds from debt. . . . . . . . . . . . . . .         111,842,188         212,604,241
  Cash dividends paid to Dibrell Brothers,
    Inc. stockholders . . . . . . . . . . . . . .          (7,745,034)         (7,183,433)
  Cash dividends paid to minority stockholders. .            (236,979)           (317,483)
  Proceeds from issuance of common stock. . . . .               8,650              28,114
                                                       ______________       _____________
      Net cash provided (used) by financing
        activities. . . . . . . . . . . . . . . .         (31,221,132)         55,966,576
Effect of exchange rate changes on cash . . . . .            (523,977)           (126,959)
Increase in cash and cash equivalents . . . . . .          33,379,539          40,623,270
Cash and cash equivalents at beginning of year. .           6,478,787          12,304,626
                                                       ______________       _____________
      Cash and cash equivalents at end of period.        $ 39,858,326       $  52,927,896

              DIBRELL BROTHERS, INCORPORATED AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS






   1. Primary earnings per share are computed by dividing earnings by the weighted average number of shares outstanding plus any common stock equivalents during each period. The fully diluted earnings per share calculation assumes that all of the Convertible Subordinated Debentures were converted into Common Stock at the beginning of the reporting period thereby increasing the weighted average number of shares considered outstanding during each period. Also, all interest expense on the debentures for the period is added to pre-tax income and the hypothetical additional income tax expense is deducted.
          The weighted average number of shares outstanding is further increased by common stock equivalents on employee stock options.

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

   3. On July 1, 1994, the Company adopted Statements of Financial Accounting Standards No. 112 "Employers' Accounting for Post-employment Benefits" and No. 115 "Accounting for Certain Investments in Debt and Equity Securities." There was no material impact on the Company's operations or financial position.

   4. On October 23, 1994, Dibrell Brothers, Incorporated and Monk-Austin, Inc. announced execution of a definitive Agreement and Plan of Reorganization pursuant to which the businesses of Dibrell and Monk-Austin would be combined. At special meetings on March 31, 1995, the shareholders of both Dibrell and Monk-Austin approved the Agreement and related combination. As a result, Dibrell and Monk-Austin were merged into DIMON and each share of Monk-Austin Common Stock outstanding at the merger date was converted into 1.0 share, and each share of Dibrell Common Stock outstanding at the merger date was converted into 1.5 shares, of DIMON Common Stock. The effective date of the merger was April 1, 1995, and will be accounted for as a pooling of interests. All future consolidated financial statements will be restated for periods ending prior to the merger to include the historical results of operations of both Dibrell and Monk-Austin. Recorded assets and liabilities will be carried forward to the combined company at their historical book values.

DIBRELL BROTHERS, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)




          The following schedule presents unaudited pro forma amounts representing a combination of Dibrell and Monk-Austin:

                                                 (In Thousands
                                             except for per share)
                                                 March 31, 1995
                                        Three Months      Nine Months
                                        ------------      -----------
          Sales of goods and services     $644,202        $1,547,674
          Operating income                  23,792            47,940
          Net income                         6,971             5,131
          Net income per share                 .18               .13
          (computation of net income per share is anti-dilutive for both periods)

          To conform the accounting practices of Dibrell and Monk-
          Austin, currency gains and losses relating to operations have been treated as production costs in the unaudited pro forma data. Other inventory costing method adjustments have also been reflected in the unaudited pro forma data for the three and nine months ended March 31, 1995. These adjustments result in the inclusion of all costs related to farmer assistance as a part of the purchase cost of tobacco on a consistent basis. There could be additional conforming adjustments that will be determined by the end of our fiscal year.

          The pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the results of operations that would have occurred if the merger had been consummated at the beginning of the periods, nor is it necessarily indicative of future operating results. Further, the pro forma financial information does not give effect to any synergies that are expected to occur due to the integration of Dibrell's and Monk-Austin's operations. Additionally, the pro forma information excludes (a) the transaction costs of the merger, estimated to be approximately $6.3 million for the financial advisors and regulatory filing fees plus $1.2 million for legal and accounting fees, printing expenses and other miscellaneous expenses, and (b) nonrecurring costs and expenses associated with integrating the operations of the business.

          Certain material, nonrecurring adjustments will be recorded in conjunction with the combination, but the amount of these adjustments cannot be determined until DIMON has reviewed all duplicative facilities, operations and systems of Dibrell and Monk-Austin. The aggregate amount of these adjustments will include costs associated with closing duplicative facilities; consolidating operations and systems; severance pay for terminations, early retirement and related employee benefits; and expenses incurred in connection with the merger. DIMON has not yet quantified these adjustments, other than the estimated expenses of the merger discussed previously and the $11 million estimated cost of the early retirement programs announced by each company. The impact of these transaction costs and nonrecurring adjustments are expected to be recorded in the fourth quarter of fiscal year 1995.

DIBRELL BROTHERS, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)




   5. The results of operations for the three months and nine months ended March 31, 1995 and 1994 are not necessarily indicative of the results to be expected for the full year and should not be relied on as a basis for projecting year end results. The Company's operations are seasonal and quarterly comparisons are of little value.


   6. For additional information regarding accounting principles and other financial data, see Notes to Consolidated
          Financial Statements in the Annual Report on Form 10-K for the fiscal year ended June 30, 1994.


  7. Certain accounts of the prior periods have been reclassified for conformity with the financial statements of the current period.

DIBRELL BROTHERS, INCORPORATED AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS




Results of Operations:

Three Months Ended March 31, 1995 Compared to Three Months Ended March 31, 1994:
Net sales increased $74,369,448 (29.6%) for the three months ended March 31, 1995 from the same period in 1994. Tobacco sales increased $71,360,706 (49.6%) with increases in both quantities and average prices for both U.S. grown and foreign grown tobacco. The increased sales of foreign grown tobacco were primarily due to sales from Brazil. Flower sales increased $3,008,742 (2.8%) due primarily to the effects of applying U.S. dollar exchange rates to the European operations, partially offset by decreased sales in the North American operations.

Cost of sales and expenses increased $67,416,683 (27.5%) for the period ended March 31, 1995 from the same period in 1994. Cost of sales and expenses of the tobacco operations increased $62,717,904 (45.5%) primarily due to increased sales. The gross margin for the tobacco operations increased $10,054,057 (70.2%) primarily due to increased sales and gross profits of tobacco from South America, offset partially by decreased sales and gross profits on tobacco from Africa. The increase in Brazil is partially due to a $4.0 million reserve provided during the three months ended March 31, 1994. The gross margin as a percentage of net sales of goods and services for the tobacco operations increased from 10.0% to 11.3% due primarily to increased sales with increased margins of South American and U.S. tobacco and the above mentioned reserve on South American tobacco, offset partially by decreased gross profits ofits from the African operations. Cost of sales and expenses for the flower operations increased $3,849,761 (3.6%) primarily due to increased costs in the North American operations and increased salary costs of the European operations. The gross margin for the flower operations increased $91,830 (.8%) due primarily to increased margins in Europe, partially offset by decreased margins in North America. The gross margin percentage for the flower operation decreased from 10.4% to 10.2%. Corporate expenses increased $849,018 (69.4%) due primarily to increased personnel costs.

Other income, Interest and Sundry, increased $68,554 (2.5%) for the period ended March 31, 1995 from the same period in 1994. Interest income increased $109,386. Sundry income decreased $40,832.

Other deductions, primarily Interest expense, increased $1,400,796 (27.2%) for the period ended March 31, 1995. Interest expense increased $1,223,397 due to increased average interest rates, offset partially by lower average short-term borrowings.

The effective tax rate increased from 37.0% in 1994 to 57.0% in 1995 based on estimates of taxable income projected for each year.

The income applicable to minority interest decreased $100,742 from the same period last year.

Equity in net income of the tobacco investee companies decreased $114,343 (29.0%) from the same period last year due primarily to the Company's investee in Greece.

DIBRELL BROTHERS, INCORPORATED AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



Nine Months Ended March 31, 1995 Compared to Nine Months Ended March 31, 1994:

Net sales increased $120,479,035 (17.4%) for the nine months ended March 31, 1995 from the same period in 1994. Tobacco sales increased $111,566,649 (26.9%) and flower sales increased $8,912,386 (3.2%). The increase in tobacco sales is due to higher average prices of both U.S. and foreign grown tobacco and increased quantities of foreign grown tobacco, offset partially by decreased quantities of U.S. grown tobacco. The tobacco sales increased in the nine months ended March 31, 1995, due to operations in the U.S. and Brazil. The decrease in flower sales is due primarily to the effects of applying U.S. dollar exchange rates to the European operations, offset partially by decreased sales in the North American operations.

Cost of sales and expenses increased $119,389,714 (17.9%) for the period ended March 31, 1995 from the same period in 1994. Cost of sales and expenses of the tobacco operations increased $104,081,826 (26.8%) primarily due to increased sales of U.S. and Brazilian grown tobacco. The gross margin for the tobacco operations increased $8,938,111 (17.0%) primarily due to increased sales on the operations in the U.S. and Brazil, partially offset by decreased gross margins in Africa. The increase in Brazil is partially due to a $4.0 million reserve provided during the nine months ended March 31, 1994. The gross margin as a percentage of net sales of goods and services for the tobacco operations decreased from 12.7% to 11.7% due to decreased margins of the U.S. and Brazilian tobacco operations.

Cost of sales and expenses for the flower operations increased $13,500,432 (4.9%) primarily due to decreased gross margins in the North American operations and increased personnel and professional expenses in the European operations. The gross margin for the flower operations decreased from 10.3% to 9.5% due primarily to costs in the European operations. Corporate expenses increased $1,807,456 (41.8%) due primarily to increased personnel and professional expenses.

Other income, Interest and Sundry, increased $1,469,418 (24.6%) for the period ended March 31, 1995 from the same period in 1994. Interest income increased $2,124,789 while Sundry decreased $655,371. The increase in Interest Income is primarily due to interest on the tobacco operations' increased average short-term investments in Brazil and short-term financing of certain receivables.

Other deductions, primarily Interest expense, increased $4,245,459 (26.8%) for the period ended March 31, 1995. Interest expense increased $3,862,140 primarily due to higher average interest rates and, to a lesser extent, increased average short-term borrowings. Sundry expense increased $383,319.

The effective tax rate increased from 37.0% in 1994 to 57.0% in 1995 based on estimates of taxable income projected for each year.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


The income applicable to minority interest increased $193,839 from the same period last year.

Equity in net income of the tobacco investee companies increased $466,330 (118.3%) from the same period last year. The increase is primarily due to the Company's investee in Greece.


Other Information:

Effective April 1, 1995, the Company and Monk-Austin, Inc. were merged into DIMON Incorporated. See Note 4 of the Notes to Consolidated Financial Statements.


Financial Condition:

Dibrell's working capital decreased from $123.0 million at June 30, 1994 to $120.2 million at March 31, 1995. The current ratio increased from 1.4 to 1 at June 30, 1994 to 1.5 to 1 at March 31, 1995. The increase in the current ratio is due to current liabilities decreasing at a higher percentage than the percentage increase of current assets. The larger changes in the individual components of current assets and current liabilities relate to the tobacco operations. Current assets decreased primarily due to the decrease in Inventories Tobacco of $84.4 million and the decrease in Notes receivable of $15.1 million, partially offset by the increase in Cash and cash equivalents of $33.4 million and the increase in Trade receivables of $16.6 million. Current liabilities decreased primarily due to the decrease in Notes payable to banks of $21.5 million and the decrease in Accounts Payable Trade of $18.5 million. The decrease in Inventories Tobacco is primarily due to the Company's efforts to reduce uncommitted tobacco inventory, which decreased to $49.5 million at the end of the third quarter compared to $100.7 million at June 30, 1994.

Cash increased to $39.9 million at March 31, 1995. Dibrell's cash flow for the nine months ended March 31, 1995, was primarily affected by tobacco operations' increased cash from operating activities, partially offset by decreased cash from its financing activities.

At March 31, 1995, Dibrell had lines of credit of $699 million, including the long-term credit agreements. At March 31, 1995, the unused lines of credit amounted to $404 million. Total maximum outstanding short-term borrowings during the nine months ended March 31, 1995, were $427 million.

Dibrell's management believes that Dibrell's capital resources are adequate to meet its capital needs through June 30, 1995.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


To assure long-term liquidity, DIMON Incorporated (see Note 4 of the Notes to Consolidated Financial Statements) entered into a $250 million Credit Agreement on March 31, 1995, with 13 banks (the Revolver). This Revolver replaces Dibrell's Revolving Credit Notes of $130 million and Monk-Austin's Credit Agreement of $125 million. The interest rates available under the Revolver depend on the type of advance selected. The primary advance rate is the agent bank's base lending rate (9% at March 31, 1995). The Revolver is subject to certain commitment fees and covenants that among other things require DIMON to maintain minimum working capital and tangible net worth amounts and require specific liquidity and long-term solvency ratios. The Revolver's initial term is to March 31, 1997, and, pending approval by the lenders, may be extended for up to three additional years.



PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

(a)(c)  A Special Meeting of Stockholders was held on March 31, 1995.
        The shareholders were asked to approve the agreement and Plan of Reorganization, dated as of October 22, 1994, and amended and restated as of February 22, 1995, among the Company, Monk-Austin, Inc. and DIMON Incorporated and the related Plan of Merger pursuant to which the Company will be merged with and into DIMON Incorporated, as described in the Joint Proxy Statement/Prospectus that accompanies the Notice of Special Meeting of Shareholders. Proxies were solicited by the Company's management pursuant to Regulation 14 under the Securities Exchange Act of 1934; there was no solicitation opposition to the proposal.


        The proposal was approved by the following vote of shareholders:
        11,184,639 shares were voted for the approval, 178,504 shares were voted against the approval, 61,621 shares abstained with 1,067,338 shares not voting.

Item 6. Exhibits and Reports on Form 8-K

(a)     Exhibit 11 - Computation of Earnings Per Common Share

(b)     Reports on Form 8-K

        The Registrant filed a Current Report on Form 8-K/A2 dated March 6, 1995, amending the Form 8-K filed on October 25, 1994, and the Form 8-K/A1 filed on October 28, 1995 for Items 5 and 7, in respect to the Agreement and Plan of Reorganization.

                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    DIMON INCORPORATED




Date     May 11, 1995               /s/ Jerry L. Parker
                                    Jerry L. Parker
                                    Vice President -
                                    Controller
                                    (Principal Accounting
                                     Officer)


                       DIMON INCORPORATED



                          EXHIBIT INDEX
                          -------------



Description                                                      Page No.
- ---------------------------------------                          --------
11      - Computation of Earnings                                   16

27      - Financial Data Schedule                                   17